Form 10-K
period 1997-12-31
CIT RV TRUST 1997 A
filed 1998-03-27
CIK 1051081

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to __________

                        Commission file number: 000-23507

                               CIT RV TRUST 1997-A
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-6896758
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

      c/o The CIT Group Securitization Corporation II
      650 CIT Drive
      Livingston, New Jersey                                        07039
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

Item 1.  Business.
-------  ---------

         On December 2, 1997 The CIT Group Securitization Corporation II (the "Company") sold $40,300,000 aggregate principal amount of Class A-1 5.80% Asset Backed Notes; $32,000,000 aggregate principal amount of Class A-2 5.985% Asset
Backed Notes; $89,000,000 aggregate principal amount of Class A-3 6.018% Asset Backed Notes; $128,000,000 aggregate principal amount of Class A-4 6.200% Asset Backed Notes; $74,000,000 aggregate principal amount of Class A-5 6.250% Asset Backed Notes; $106,000,000 aggregate principal amount of Class A-6 6.350% Asset Backed Notes; $49,700,000 aggregate principal amount of Class A-7 6.400% Asset
Backed Notes; $31,000,000 aggregate principal amount of Class B 6.450% Asset Backed Notes (the "Notes") and $14,122,864 aggregate principal amount of 6.800% Asset Backed Certificates (the Certificates"). The Notes and the Certificates have the benefit of a Reserve Account. The Notes and the Certificates were offered for sale to the public pursuant to a Prospectus Supplement dated November 20, 1997 to a Prospectus dated October 29, 1997 (the "Prospectus").

         The Certificates represent an ownership interest in CIT RV Trust 1997-A (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement, dated as of November 1, 1997 (the "Trust Agreement"), between the Company and First Omni Bank, N.A., as owner trustee (the "Owner Trustee"). The Notes were issued pursuant to an Indenture, dated as of November 1, 1997 (the "Indenture"), between the Trust and Harris Trust and Savings Bank, as Indenture trustee (the "Indenture Trustee").

         The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.


         Year 2000 Compliance
         --------------------

         The Year 2000 compliance issue arises out of the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year. In response to this issue, The CIT Group/Sales Financing, Inc. ("Servicer") has developed a comprehensive project to ensure that its software applications and systems are Year 2000 compliant. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The Servicer expects to complete substantially all Year 2000 remediation and testing by the end of the first quarter of 1999. The Servicer's ability to meet this timetable is in part dependent upon the ability of third parties, such as software vendors and developers, to meet their stated deadlines. In addition, the Servicer is communicating with other third parties, including vendors, borrowers and obligors, to determine the status of their Year 2000 compliance efforts in an effort to reduce the Servicer's potential exposure to such third parties' Year 2000 issues. While the Servicer has made and will continue to make certain investments related to this project, the financial impact to the Servicer of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.


Item 2.  Properties.
-------  -----------

         The property of the Trust primarily includes a pool of simple interest retail installment sale contracts and direct loans secured by the new and used recreation vehicles financed thereby (the "Contracts").

         All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Purchase Agreement, dated as of November 1, 1997, and sold by the Company to the Trust pursuant to a Sale and Servicing Agreement, dated as of November 1, 1997 (the "Sale and Servicing Agreement"), among the Company, as seller, CITSF, as servicer, and the Trust.

         Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1997 Annual Statement of Trust filed as
Exhibit 99.3 to this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.
-------  ------------------

         The Registrant knows of no material legal proceeding with respect to or involving the Owner Trustee, the Company or CITSF.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

         Other than one Certificate in the amount of $142,864.00 the Certificates and Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.


         As of January 5, 1998, 100% of the Class A-1 Notes were held in the nominee name of Cede & Co. for 4 beneficial owners, 100% of the Class A-2 Notes were held in the nominee name of Cede & Co. for 2 beneficial owners, 100% of the Class A-3 Notes were held in the nominee name of Cede & Co. for 11 beneficial owners, 100% of the Class A-4 Notes were held in the nominee name of Cede & Co. for 24 beneficial owners, 100% of the Class A-5 Notes were held in the nominee name of Cede & Co. for 10 beneficial owners, 100% of the Class A-6 Notes were held in the nominee name of Cede & Co. for 7 beneficial owners, 100% of the Class A-7 Notes were held in the nominee name of Cede & Co. for 2 beneficial owners and 100% of the Class B Notes were held in the nominee name of Cede & Co. for 3 beneficial owners. As of February 19, 1998, one Certificate in the amount of $5,000,000.00 was held in the name of Cudd & Co, c/o The Chase Manhattan Bank N.A. as registered owner; two Certificates in the amounts of $7,000,000.00 and $1,980,000.00 were held in the name of Credit Suisse First Boston Corp. and one definitive Certificate was held in the name of an affiliate of the Company as registered owner.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         Not Applicable.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

                       (a)      Exhibits:
                                ---------

Exhibit Number                                    Description
--------------                                    -----------

      19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Sale and Servicing Agreement.

      99.1                       Annual Officer's Certificate.

      99.2                       Management's Assertion.

      99.3                       1997 Annual Statement of Trust.

                       (b)      Reports on Form 8-K:
                                --------------------

                                Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated December 15, 1997 and January 15, 1998 were filed with the Securities and Exchange Commission.

                       (c), (d)          Omitted.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        CIT RV TRUST 1997-A
                                        (Registrant)

                                        By: The CIT Group/Sales Financing, Inc.,
                                            as Servicer


Dated:  March 13, 1998                          By: /s/ Frank J. Madeira
                                                 ------------------------
                                                 Name:  Frank J. Madeira
                                                 Title: Vice President